Form 10QSB
period 2000-06-30
INDEXONLY TECHNOLOGIES INC
filed 2000-08-14
CIK 1101270

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                         ------------------
     TO
     ------------------------------

                       Commission File Number 333-32304

                         INDEXONLY TECHNOLOGIES, INC.
      (Exact Name of Small Business Issuer as Specified in its Charter)

        Nevada                                            98-0223452

(State or Other Jurisdiction of                  (IRS Employer Identification
 Incorporation or Organization)                             Number)

                         3823 Henning Drive, Suite 217
                   Burnaby, British Columbia V5C 6P3 CANADA
                                 (604) 419-4401
        (Address and Telephone Number of Principal Executive Offices)

Check whether the issuer
  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
  (2) has been subject to such filing requirements for the last 90 days.
      Yes [ ]  No [X]

As at August 10, 2000 the number of common shares outstanding was 22,226,733.

Transitional Small Business Disclosure Format   Yes [ ]  No [X]

                             TABLE OF CONTENTS
                                                                       Page No.
                                                                       --------
PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

Item 2.  Management's Discussion and Analysis                            17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities and Use of Proceeds                       18

Item 3.  Defaults upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                Interim Consolidated Financial Statements of

                        INDEXONLY TECHNOLOGIES, INC.

                         (Expressed in U.S. Dollars)

               For the six month period ended June 30, 2000
                                  (Unaudited)

                         Indexonly Technologies, Inc.

                     Interim Consolidated Balance Sheet
                         (Expressed in U.S. Dollars)


                                                        June 30     December 31
                                                          2000           1999
                                                          ----           ----
                                                       (unaudited)
                            Assets

Current assets:
  Cash and cash equivalents                            $   147,125  $    95,175
  Short-term investments                                    13,520        7,600
  Accounts receivable                                        3,357        9,237
  Subscriptions receivable                                    -         189,000
  Prepaid expenses                                             233       13,041
                                                        ----------   ----------

    Total current assets                                   164,235      314,053

Property and equipment (note 3)                            254,538      184,542

Intangible assets (note 4)                                  86,857      107,309
                                                        ----------   ----------

                                                       $   505,630  $   605,904
                                                        ==========   ==========

     Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities             $   377,731  $    69,573
  Shareholder loans (note 5)                               303,741      247,059
                                                        ----------   ----------

    Total current liabilities                              681,472      316,632

Stockholders' equity (deficit) (note 6):
  Common stock, $0.001 par value, authorized
   50,000,000 shares; issued 22,226,733 shares
   (20,748,733 in 1999)                                     22,227       22,227
  Preferred stock, $0.001 par value, authorized
   50,000,000 shares; no shares issued
  Additional paid-in capital                             4,459,354    3,552,502
  Share subscriptions                                         -         386,500
  Deficit                                               (4,662,203)  (3,667,347)
  Accumulated other comprehensive income:
  Cumulative translation adjustment                          4,780       (3,132)
                                                        ----------   ----------

    Total stockholders' equity (deficit)                  (175,842)     289,272
                                                        ----------   ----------

Commitments and contingencies (note 7)

                                                       $   505,630  $   605,904
                                                        ==========   ==========

See accompanying notes to interim consolidated financial statements.

                         Indexonly Technologies, Inc.

                 Interim Consolidated Statement of Operations
                         (Expressed in U.S. Dollars)


                                                        June 30     December 31
                                                          2000           1999
                                                          ----           ----
                                                       (unaudited)


                                                   Three months     Six months
                                                       ended          ended
                                                   June 30, 2000   June 30, 2000
                                                   -------------   -------------
                                                    (unaudited)     (unaudited)

Revenue                                                $   221,881  $   429,387
Cost of services                                            97,745      158,241
                                                        ----------   ----------

  Gross profit                                             124,136      271,146
                                                        ----------   ----------

Operating expenses:
  Marketing and promotion                                  262,519      495,820
  Technical and development                                134,100      228,181
  General and administration                               161,103      291,647
  Depreciation and amortization                             31,507       61,367
  Share compensation expense                               119,400      182,330
                                                        ----------   ----------

Total operating expenses                                   708,629    1,259,345

Interest expense, net                                        3,378        6,657
                                                        ----------   ----------
                                                           712,007    1,266,002
                                                        ----------   ----------

Loss for the period                                       (587,871)    (994,856)

Opening deficit                                         (4,074,332)  (3,667,347)
                                                        ----------   ----------

Ending deficit                                         $(4,662,203) $(4,662,203)
                                                        ==========   ==========

Net loss per common share, basic and diluted           $     (0.03) $     (0.05)
                                                        ==========   ==========

Weighted average common shares outstanding,
  basic and diluted                                     22,226,733   21,780,085
                                                        ==========   ==========

Comprehensive loss:
  Loss for the period                                  $  (587,871) $  (994,856)
  Cumulative translation adjustment                          7,618        7,912
                                                        ----------   ----------
                                                       $  (580,253) $  (986,944)
                                                        ==========   ==========

See accompanying notes to interim consolidated financial statements.

                        INDEXONLY TECHNOLOGIES, INC.

        Interim Consolidated Statements of Stockholders' Equity (Deficit)
                         (Expressed in U.S. Dollars)

                       Six months ended June 30, 2000
                                   (Unaudited)

                                                                                              Accumulated
                                                                                                    Other
                                                                                            Comprehensive
                                                                                                  Income:
                                                Share and          Other                       Cumulative                   Total
                         Common Stock       Subscriptions        Paid-In                      Translation           Stockholders'
                    Shares        Amount      Unit Amount        Capital          Deficit      Adjustment        Equity (Deficit)
                    ------        ------      -----------        -------          -------      ----------        ----------------
Balance, December
  31, 1999         20,748,733   $  20,749     $   386,500      $ 3,552,502       $(3,667,347)  $    (3,132)        $    289,272

Common stock
  issued for
  share
  subscriptions,
  February 24,
  2000 at $0.50
  per share           773,000         773        (386,500)         385,727              -             -                    -
Common stock
  issued for
  cash, February
  24, 2000 at
  $0.50 per
  share (net
  of costs
  of $13,000)         705,000         705            -             338,795              -             -                 339,500
Amortization
  of option
  compensation
  cost                   -           -               -             182,330              -             -                 182,330
Loss for
  the period             -           -               -                -             (994,856)         -                (994,856)

Cumulative
translation
adjustment               -           -               -                -                 -            7,912                7,912
                   ----------    --------      ----------       ----------        ----------    ----------          -----------
                   22,226,733      22,227     $      -         $ 4,459,354       $(4,662,203)  $     4,780         $   (175,842)
                   ==========    ========      ==========       ==========        ==========    ==========          ===========

See accompanying notes to interim consolidated financial statements.

                        INDEXONLY TECHNOLOGIES, INC.

                Interim Consolidated Statement of Cash Flows
                        (Expressed in U.S. Dollars)


                                                                  Six months
                                                                    ended
                                                                June 30, 2000
                                                                -------------
Cash flows from operating activities:
  Loss for the period                                              $   (994,856)
  Items not affecting cash:
   Depreciation and amortization                                         61,367
   Amortization of option compensation cost                             182,330
   Cumulative translation adjustment                                      7,912
  Changes in operating assets and liabilities:
   Accounts receivable                                                    5,880
   Prepaid expenses                                                      12,808
   Accounts payable and accrued liabilities                             308,162
                                                                    -----------

    Net cash used in operating activities                              (416,398)
                                                                    -----------

Cash flows from investing activities:
  Purchase of short-term investment                                      (5,920)
  Purchase of property and equipment                                   (110,914)
                                                                    -----------

    Net cash used in investing activities                              (116,834)
                                                                    -----------

Cash flows from financing activities:
  Net proceeds from issuance of shareholder loans                       303,741
  Net proceeds from (repayment) of shareholder loans                   (247,059)
  Net proceeds from common stock subscriptions                          189,000
  Net proceeds from issuance of common stock                             94,000
  Net proceeds from issuance of units                                   245,500
                                                                    -----------

    Net cash provided by financing activities                           585,182
                                                                    -----------

Net increase in cash and cash equivalents                                51,950

Cash and cash equivalents at beginning of period                         95,175
                                                                    -----------

Cash and cash equivalents at end of period                         $    147,125
                                                                    ===========

Supplemental disclosure of non-cash financing and
   investing activities:
  Debt issued to acquire net assets on acquisition                 $       -
  Income taxes paid                                                        -
  Interest paid                                                           6,657


See accompanying notes to interim consolidated financial statements.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

1.  Nature of operations:

    The Company is currently in the business of operating an internet commercial search directory, which allows users to locate specific information relevant to geographical areas. The Company's primary sources of revenue result from the sale of regional and district licenses to authorized agents and through advertising sold to businesses on its directory.

    These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company's future operations are dependent upon the market's acceptance of its license and advertising products and services. There can be no assurance that the Company's products and services will be able to secure market acceptance. Operations have primarily been financed through the issuance of common stock and other equity instruments. The Company does not have sufficient working capital to sustain operations until the end of the year ended December 31, 2000. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. Management plans to raise funds within the next six months through a public sale of its common stock however if they are unable to raise sufficient funds or obtain alternate financing, they may have to revise, delay or abandon their plans for expansion and may not meet their working capital requirements.

2.  Significant accounting policies:

    (a) Basis of presentation:

        On August 31, 1999, Classic Golf Corporation issued 20,150,000 common shares in exchange for 100% of the issued and outstanding shares of Indexonly Technologies USA Inc., a company incorporated in the State of Nevada on June 28, 1999. At the time of the acquisition, Classic Golf Corporation had no substantive operations and changed its name to Indexonly Technologies, Inc. (the "Company"). The acquisition was accounted for as a recapitalization of Indexonly Technologies USA Inc. and an issuance of shares by Indexonly Technologies USA Inc. for the net assets of the Company.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (a) Basis of presentation (continued):

        The Company's historical financial statements reflect the financial position, results of operations and cash flows of Indexonly Technologies USA Inc. from the date of its incorporation on June 28, 1999 under the laws of the State of Nevada. The historical stockholders' equity gives effect to the shares issued to the stockholders of Indexonly Technologies USA Inc. The results of operations of Classic Golf Corporation are included from the date of acquisition, August 31, 1999.

        These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The interim financial statements include the accounts of the Company's wholly owned subsidiaries, Indexonly Technologies USA Inc. and Indexonly Canada Inc. and all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim period. The financial statements have been prepared consistent with the accounting policies described in the Company's Registration Statement in Form SB-2 filed with the Securities and Exchange Commission for the period from June 28, 1999 (inception) to December 31, 1999, and should be read in conjunction therewith.

    (b) Use of estimates:

        The preparation of interim consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported revenues and expenses for the reporting periods. Significant areas requiring the use of estimates include the valuation of long-lived assets, estimating the fair market value of equity instruments and the valuation of deferred tax assets. Actual results may significantly differ from these estimates.

    (c) Revenue recognition:

        Revenue consists of license fee revenue from the sale of regional and district agent licenses and revenue from advertising sales. District license fees are apportioned between the Company and the related regional agent in accordance with contractual agreements. Fee revenue is recognized when all material services or conditions relating to the sale have been substantively performed or satisfied by the Company. This policy complies with Financial Accounting Standards No. 45 "Accounting for Franchise Fee Revenue" because the Company, acting as the franchisor, has no remaining obligation or intent to repay the license fees, has performed substantially all of the initial services as required by the license agreement, and no other material conditions or obligations related to the determination of substantial performance exist.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (d) Foreign currency:

        The functional currency of the Company and its U.S. subsidiary is the United States dollar. The functional currency of its Canadian subsidiary is the Canadian dollar, the applicable local currency. The translation of the applicable foreign currency into the parent company's functional currency is performed for assets and liabilities using exchange rates in effect at the balance sheet date. Revenue and expense transactions are translated using average exchange rates prevailing during the period. Exchange gains and losses arising on the translation of the applicable foreign operations into the Company's functional currency are excluded from the determination of income and reported as the cumulative translation adjustment in stockholders' equity. Foreign exchange gains of the parent or U.S. subsidiary relating to the transactions denominated in foreign currency are included in the determination of net income.

    (e) Cash and cash equivalents:

        The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

    (f) Short term investments:

        The short term investments consist of term deposits with terms to maturity of longer than 3 months, but less than one year. The short term investments are stated at cost, which approximates market value.

    (g) Property and equipment:

        Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives as follows:

               Computer equipment and software             3 years
               Furniture and office equipment              5 years
               Leasehold improvements              Over lease term

    (h) Intangible assets:

        Intangible assets, including Trademarks, Website development costs and World Wide Web domain names are amortized on a straight-line basis over three years. The Company periodically evaluates the recoverability of intangible assets and recognizes an impairment loss if the projected undiscounted future cash flows are less than the carrying amount. The assessment of the recoverability of intangible assets will be impacted if estimated future operations cash flows differ from those activities.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (i) Impairment of long-lived assets and long-lived assets to be disposed of:

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. If the sum of future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount, an impairment loss is recognized for the excess of the carrying amount of the asset over the fair value of the asset.

    (j) Income taxes:

        The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period.

        Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes.

        Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the substantive enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

    (k) Research and development:

        Research and development costs are expensed when incurred. Equipment used in research and development is capitalized only if it has an alternative future use.

    (l) Website development costs

        Website development costs are expensed as incurred unless they meet the criteria for deferral under generally accepted accounting principles. Planning, content and operating costs are expensed as incurred. The costs eligible for capitalization, totaling $118,996 are incurred in the application and development stage and to develop graphics. These assets are being amortized over their estimated useful life of three years. On an ongoing basis, management reviews the valuation and amortization of development costs, based on future estimated operating income and taking into consideration any events and circumstances which might have impaired their value.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

2.  Significant accounting policies (continued):

    (m) Net loss per share:

        A basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. As the Company has a net loss in the period presented, basic and diluted net loss per share is the same.

    (n) Stock-based compensation:

        The Company accounts for its stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common shares and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 6(a).

3.  Property and equipment:

    Property and equipment consists of the following:

        Computer equipment                      $   207,085
        Computer software                            61,489
        Furniture and office equipment               36,751
        Leasehold improvements                       10,849
                                                -----------
                                                    316,174

        Less accumulated depreciation               (61,636)
                                                -----------

                                                $   254,538
                                                ===========

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

4.  Intangible assets:

    Intangible assets are recorded net of accumulated amortization of $35,767.

5.  Shareholder loans:

    Loans from shareholders are denominated in Canadian dollars, bear interest at 10% per annum, are unsecured and repayable on August 1, 2000.

6.  Stockholders' equity (deficit):

    (a) Stock option plan:

        The Company has reserved 15,000,000 common shares for issuance under its 1999 stock option plan. The plan provides for the granting of stock options to directors, officers, eligible employees and contractors at the fair market value of the Company's stock at the grant date.

        The options granted in the period ended June 30, 2000 vest as follows:
           -   50.0%   - March 1, 2001
           -   50.0%   - March 1, 2002

        The Board of Directors determines the terms of the options granted including the number of options granted the exercise price and the vesting schedule.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------


6.  Stockholders' equity (deficit) (continued):

    (a) Stock option plan (continued):

                                                           Six months ended
                                                            June 30, 2000
                                                         --------------------
                                                                       Weighted
                                                                        Average
                                                         Number of     Exercise
                                                            Shares        Price
                                                         ---------    ---------

       Outstanding, December 31, 1999                    5,943,000    $    1.00
       Granted                                           1,520,000         1.00
       Exercised                                              -            -
       Cancelled                                              -            -
                                                         ---------    ---------
       Outstanding, June 30, 2000                        7,463,000         1.00
                                                         =========    =========

       Exercisable, June 30, 2000                              Nil          Nil
                                                         =========    =========

       Weighted-average fair value of options granted
       during the periods                                                  0.00
                                                                      =========

       Information regarding the stock options outstanding at June 30, 2000 is summarized below:

                      Options Outstanding                Options Exercisable
               --------------------------------   ------------------------------
                                 Weighted   Weighted                    Weighted
Range of                          Average    Average                     Average
Exercise        Shares          Remaining   Exercise       Shares       Exercise
Prices     Outstanding   Contractual Life      Price    Exercisable        Price
------     -----------   ----------------      -----    -----------     --------
$1.00        7,463,000         2.3 years       $1.00              0        $0.00
=====        =========         =========       =====              =        =====

       The options outstanding at June 30, 2000 expire on various dates from October 1, 2002 to June 27, 2003.

       An additional 3,731,500 stock options may be issued if the Company receives Securities and Exchange Commission reporting status.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

6.  Stockholders' equity (deficit) (continued):

    (a) Stock option plan (continued):

        The Company adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock Based Compensation, to account for grants to employees under the Company's existing stock based compensation plan. Compensation cost has been recognized for any options that were granted with an exercise price less than the market value of the stock on the date of the grant.

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                   June 30, 2000
                                                                   -------------

        Expected dividend yield                                             0.0%
        Expected stock price volatility                                     0.0%
        Risk-free interest rate                                             6.0%
        Expected life of options                                1.5 to 1.7 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    (b) Stock-based compensation:

        During the period, the Company recorded non-cash compensation expense of $182,330 related to the issuance of stock options to purchase common shares to certain contractors and stockholders of the Company. The fair value of the stock options was estimated at between $0.06 and $1.16 based on a stock option exercise price of $1.00 and estimated market value of stock between $0.50 and $2.00 at the time of the transaction.

                        INDEXONLY TECHNOLOGIES, INC.

            Notes to Interim Consolidated Financial Statements
                         (Expressed in U.S. Dollars)

                        Six months ended June 30, 2000
                                  (Unaudited)

--------------------------------------------------------------------------------

6.  Stockholders' equity (deficit) (continued):

    (c) Share purchase warrants:

        During the period, the Company issued 515,000 units for net proceeds of $245,500. Each unit, upon exercise, entitles the holder to receive one common share and one common share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at $0.50 per share, any time after March 31, 2000, until March 31, 2001.

7.  Operating leases:

    The Company leases office facilities in British Columbia under an operating lease agreement that expires August 31, 2004. Minimum lease payments under this operating lease are as follows:

            2000              $   41,100
            2001                  41,100
            2002                  41,100
            2003                  41,100
            2004                  27,400

    Rent expense totaled $20,550 for the period ended June 30, 2000.

8.  Financial instruments:

    (a) Fair values:

        The Company regularly invests funds in excess of its immediate needs in guaranteed investment certificates. The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of shareholder loans approximates fair value since they have a short-term to maturity.

    (b) Foreign currency risk:

        The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

Item 2. Management's Discussion and Analysis

Results of Operations

For the three month period ended June 30, 2000, revenue totaled $221,881 and total expenses were $712,007, resulting in a loss for the period of $587,871. For the six month period ended June 30, 2000, revenue totaled $429,387 and total expenses were $1,266,002, resulting in a loss for the period of $994,856. Approximately 74% of year to date revenues related to sales of regional and district licenses and the balance related to advertising and other revenue. The licenses are fees charged for exclusive rights to operate as a sales agent in a region or district. The district fees are apportioned between Indexonly.com and the related regional agent in accordance with contractual arrangements. Fee revenue is recognized when all material services or conditions relating to the sale have been substantially performed or satisfied. The rights or license agreements provide for additional fees payable to Indexonly based on future operating or license sales performance.

Total expenses include marketing and promotion, technical and development, general and administrative, depreciation and amortization, share compensation expense and interest expense. Marketing and promotion expense was $262,519 for the three months and $495,820 for the six months ended June 30, 2000 with approximately 59% of this spent on advertising and promotion directed to attract regional agents. Technical and development expense totaled $134,100 for the three months and $228,181 for the six months ended June 30, 2000 with the majority being spent on programming and data base management. General and administration expenses amounted to $161,103 for the three months and $291,647 for the six months ended June 30, 2000 and included expenditures on staff, rent, professional advisors and regulatory filing fees.

Depreciation and amortization totaled $31,507 for the three months and $61,367 for the six months ended June 30, 2000. Share compensation expense amounted to $119,400 for the three months and $182,330 for the six months ended June 30, 2000. This expense related to the issuance of stock options to certain contractors and stockholders of the Company. Interest expense totaled $3,378 for the three months and $6,657 for the six months ended June 30, 2000 and relates to amounts paid on the shareholder loans.

Liquidity and Capital Resources

At June 30, 2000, we had cash and cash equivalents of $147,125 as compared to $95,175 as at December 31, 1999. The net cash provided by our financing activities during the six month period ended June 30, 2000 was $585,182 including the receipt of $189,000 in share subscriptions receivable. In addition, we received net proceeds of $245,500 from the sale of 515,000 units at $0.50 each. Unit holders received one common share and one warrant entitling them to receive one further common share at $0.50 per share, any time after March 31, 2000 until March 31, 2001. We sold a further 190,000 common shares at $0.50 per share for net proceeds of $94,000. During the period, we repaid our shareholder loans of $247,059 and subsequently received new shareholder loans of $303,741. The shareholder loans are denominated in Canadian dollars, with interest at 10% per annum, are unsecured and are repayable after August 1, 2000 and before October 1, 2000 at the Company's option. The net cash used in our operating activities was $416,398 and included net receipt of $220,000 for an option to purchase an International license. This option is included in accounts payable and is for a six month period to November 9, 2000, renewable for another six month period by mutual agreement. Net cash used in our investing activities was $116,834 for the purchase of property, equipment and short term investments. Stockholders' deficit totaled $175,842 at June 30, 2000.

On August 4, 2000 the Securities and Exchange Commission declared the Company's Registration Statement effective. As a result the Company is now subject to the reporting requirements of the Securities Exchange Act of 1934, and the Company intends to arrange for its shares to be traded on the Over the Counter Bulletin Board (OTC-BB). Under the Registration Statement (Form SB-2), the Company registered 5,000,000 of its common shares to be sold at $2.00 on a best efforts basis.

We maintain our cash balances at one major financial institution located in Vancouver, British Columbia. Funds not required for the immediate needs may be invested in certificates of deposit, short-term government obligations, or money market funds.

We lease our office facility in Burnaby, British Columbia under an operating lease agreement that expires August 31, 2004. Future minimum rental commitments pursuant to this lease are $41,100 for fiscal years 2000 through 2003, and $27,400 for fiscal year 2004. As at June 30, 2000, we have no material commitments for capital expenditures.

We do not have sufficient working capital to allow us to achieve our expected expansion goals and demands for our services through the end of the 2000 calendar year. We will therefore need to obtain additional working capital through the sale of our capital stock, the issuance of debt or other financing methods. We believe our existing working capital and anticipated cash from financing activities will be sufficient to allow us to execute our business plan, including the further development of our business directory and website and to fund our expansion and marketing plans for the year 2000. Despite this belief, there is no assurance that our resources will be sufficient.


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None.

Item 2. Changes in Securities and Use of Proceeds
        None.

Item 3. Defaults upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information
        None.

Item 6. Exhibits and Reports on Form 8-K
        (a)   Exhibits required by Item 601 of Regulation S-B.
        None.
        (b)   Exhibits on Form 8-K.
        None.

                                  SIGNATURES

In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDEXONLY TECHNOLOGIES, INC.
                                                (Registrant)

Date: August 11, 2000                  By: /s/ Cliff Sweeney
                                          ------------------------
                                          Cliff Sweeney, Chairman and Chief
                                          Executive Officer

Date: August 11, 2000                  By: /s/ David Manning
                                          ------------------------
                                          David Manning, Chief Financial Officer