Form 10QSB
period 2000-09-30
INDEXONLY TECHNOLOGIES INC
filed 2000-11-14
CIK 1101270

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934  FOR THE TRANSITION PERIOD FROM             TO
                                                 ------------   ----------------

                           Commission File Number 333-32304

                             INDEXONLY TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)

           Nevada                                        98-0223452
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

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

As at November 8, 2000 the number of common shares outstanding was 22,314,733.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  Interim Consolidated Financial Statements of

                          INDEXONLY TECHNOLOGIES, INC.

                           (Expressed in U.S. Dollars)

               For the nine month period ended September 30, 2000
                                   (Unaudited)

                          INDEXONLY TECHNOLOGIES, INC.

                       Interim Consolidated Balance Sheet
                           (Expressed in U.S. Dollars)


                                             September 30          December 31
                                                 2000                  1999
                                                 ----                  ----
                                              (unaudited)
                             Assets
Current assets:
 Cash and cash equivalents                    $    13,678           $    95,175
 Short-term investments                            13,302                 7,600
 Accounts receivable                              240,499                 9,237
 Subscriptions receivable                            -                  189,000
 Prepaid expenses                                     233                13,041
                                               ----------             ---------

  Total current assets                            267,712               314,053

Property and equipment (note 3)                   234,047               184,542

Intangible assets (note 4)                         76,545               107,309

Agreements receivable (note 5)                    137,500                  -
                                               ----------             ---------

                                              $   715,804           $   605,904
                                               ==========             =========

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
 Accounts payable and accrued liabilities     $   546,339           $    69,573
 Shareholder loans (note 6)                       449,633               247,059
                                               ----------             ---------

  Total current liabilities                       995,972               316,632

Deferred revenue (note 5)                         137,500                  -

Stockholders' equity (deficit)  (note 7):
 Common stock, $0.001 par value,
  authorized 100,000,000 shares;
  issued 22,226,733 shares (20,748,733
  in 1999)                                         22,227                20,749
 Preferred stock, $0.001 par value,
  authorized 50,000,000 shares;
  no shares issued
 Additional paid-in capital                     4,672,654             3,552,502
 Share subscriptions (note 9)                      24,649               386,500
 Deficit                                       (5,148,888)           (3,667,347)
  Accumulated other comprehensive income:
   Cumulative translation adjustment               11,690                (3,132)
                                               ----------             ---------

   Total stockholders' equity (deficit)          (417,668)              289,272
                                               ----------             ---------

Commitments and contingencies (note 8)
                                              $   715,804           $   605,904
                                               ==========             =========

See accompanying notes to interim consolidated financial statements.

                          INDEXONLY TECHNOLOGIES, INC.

                  Interim Consolidated Statement of Operations
                           (Expressed in U.S. Dollars)

                                             Three months          Nine months
                                                ended                 ended
                                            September 30,         September 30,
                                                2000                  2000
                                               ------                ------
                                             (unaudited)           (unaudited)

Revenue                                       $   339,350           $   768,737
Cost of services                                   53,197               211,438
                                               ----------             ---------

  Gross profit                                    286,153               557,299
                                               ----------             ---------

Operating expenses:
 Marketing and promotion                          232,269               728,089
 Technical and development                        118,935               347,116
 General and administration                       170,387               462,034
 Depreciation and amortization                     30,932                92,299
 Share compensation expense                       213,300               395,630
                                               ----------             ---------

Total operating expenses                          765,823             2,025,168

Interest expense, net                               7,015                13,672
                                               ----------             ---------
                                                  772,838             2,038,840
                                               ----------             ---------

Loss for the period                              (486,685)           (1,481,541)

Opening deficit                                (4,662,203)           (3,667,347)
                                               ----------             ---------

Ending deficit                                $(5,148,888)          $(5,148,888)
                                               ==========            ==========

Net loss per common share, basic and diluted  $     (0.02)          $     (0.07)
                                               ==========            ==========

Weighted average common shares outstanding,
  basic and diluted                            22,226,733            21,930,054
                                               ==========            ==========

Comprehensive loss:
 Loss for the period                          $  (486,685)          $(1,481,541)
 Cumulative translation adjustment                  7,003                14,915
                                               ----------             ---------
                                              $  (479,682)          $(1,466,626)
                                               ==========            ==========
See accompanying notes to interim consolidated financial statements.

                          INDEXONLY TECHNOLOGIES, INC.

        Interim Consolidated Statements of Stockholders' Equity (Deficit)
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)

                                                                                                     Accumulated
                                                                                                           Other
                                                                                                   Comprehensive
                                                                                                         Income:
                                                               Share and       Other                   Cumulative            Total
                                     Common Stock          Subscriptions     Paid-In                  Translation    Stockholders'
                                 ----------------------
                                   Shares      Amount        Unit Amount     Capital      Deficit      Adjustment  Equity Deficit)
                                 ----------  ----------    -------------    --------  -----------   -------------  ---------------
Balance, December 31, 1999       20,748,733  $   20,749    $    386,500   $3,552,502  $(3,667,347)  $      (3,132)  $     289,272

Common stock issued for
  share subscriptions,
  February 24, 2000 at
  $0.50 per share                   773,000         773        (386,500)     385,727         -               -               -
Common stock issued for cash,
  February 24, 2000
  at $0.50 per share (net of
  costs of $13,000)                 705,000         705            -         338,795         -               -            339,500
Common stock subscriptions
  at $2.00 per share                                             24,649                                                    24,649
Amortization of option
  compensation cost                    -           -               -         395,630         -               -            395,630
Loss for the period                    -           -               -            -      (1,481,541)           -         (1,481,541)

Cumulative translation
  adjustment                           -           -               -            -            -             14,822          14,822
                                 ----------   ---------     -----------    ---------   ----------   -------------   -------------
                                 22,226,733      22,227    $     24,649   $4,672,654  $(5,148,888) $       11,690  $     (417,668)
                                 ==========   =========     ===========    =========   ==========   =============   =============

See accompanying notes to interim consolidated financial statements.

                          INDEXONLY TECHNOLOGIES, INC.

                  Interim Consolidated Statement of Cash Flows
                           (Expressed in U.S. Dollars)

                                                                     Nine months
                                                                        ended
                                                                      September
                                                                      30, 2000
                                                                    ------------
Cash flows from operating activities:
  Loss for the period                                             $  (1,481,541)
  Items not affecting cash:
   Depreciation and amortization                                         92,299
   Amortization of option compensation cost                             395,630
   Cumulative translation adjustment                                     14,822
  Changes in operating assets and liabilities:
   Accounts receivable                                                 (231,262)
   Prepaid expenses                                                      12,808
   Accounts payable and accrued liabilities                             476,766
  Agreement receivable, long term portion                              (137,500)
                                                                           -
                                                                   ------------
  Deferred revenue                                                      137,500
                                                                   ------------

    Net cash used in operating activities                              (720,478)
                                                                   ------------

Cash flows from investing activities:
  Purchase of short-term investment                                      (5,702)
  Purchase of property and equipment                                   (111,040)
                                                                   ------------

    Net cash used in investing activities                              (116,742)
                                                                   ------------

Cash flows from financing activities:
  Net proceeds from issuance of shareholder loans                       449,633
  Net proceeds from  (repayment) of shareholder loans                  (247,059)
  Net proceeds from common stock subscriptions                          213,649
  Net proceeds from issuance of common stock                             94,000
  Net proceeds from issuance of units                                   245,500
                                                                   ------------

    Net cash provided by financing activities                           755,723
                                                                   ------------

Net increase in cash and cash equivalents                               (81,497)

Cash and cash equivalents at beginning of period                         95,175
                                                                   ------------

Cash and cash equivalents at end of period                        $      13,678
                                                                   ============

Supplemental disclosure of non-cash financing and investing activities:
  Debt issued to acquire net assets on acquisition                $        -
  Income taxes paid                                                        -
  Interest paid                                                          13,672


See accompanying notes to interim consolidated financial statements.

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

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

    (n) Stock-based compensation:

        The Company accounts for its stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. The Company recognizes compensation expense for stock options, common shares and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. This information is presented in note 7(a).

3.  Property and equipment:

    Property and equipment consists of the following:

    Computer equipment                 $   204,729
    Computer software                       63,065
    Furniture and office equipment          36,669
    Leasehold improvements                  10,675
                                       -----------
                                           315,138
    Less accumulated depreciation          (81,091)
                                       -----------
                                       $   234,047
                                       ===========

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

4.  Intangible assets:

    Intangible assets are recorded net of accumulated amortization of $45,944.

5.  Agreements receivable

    Amounts due under license sales agreements that are due after fiscal year 2001 are shown as agreements receivable and recognition of related revenue is deferred. Amounts due before the end of fiscal 2001 are included in accounts receivable.

6.  Shareholder loans:

    Loans from shareholders are denominated in Canadian dollars, bear interest at 10% per annum, are unsecured and repayable on demand.

7.  Stockholders' equity (deficit):

    (a) Stock option plan:

        The Company has reserved 15,000,000 common shares for issuance under its 1999 stock option plan. The plan provides for the granting of stock options to directors, officers, eligible employees and contractors at the fair market value of the Company's stock at the grant date.

        The options granted in the period ended September 30, 2000 vest at various terms up to four years.

    The Board of Directors determines the terms of the options granted including the number of options granted the exercise price and the vesting schedule.

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

7.  Stockholders' equity (deficit) (continued):

    (a) Stock option plan (continued):

                                                             Nine months ended
                                                            September 30, 2000
                                                         -----------------------
                                                                        Weighted
                                                                         Average
                                                          Number of     Exercise
                                                             Shares        Price
                                                         ----------    ---------

    Outstanding, December 31, 1999                        5,943,000   $    1.00
      Granted 1                                           6,899,834        1.00
      Exercised                                                -           -
      Cancelled                                            (320,000)       -
                                                         ----------    --------

    Outstanding, September 30, 2000                      12,522,834        1.00
                                                         ==========    ========

    Exercisable, September 30, 2000                             Nil         Nil
                                                         ==========    ========

Weighted-average fair value of options granted
  during the periods                                                       0.00
                                                                       ========

1 A total of 3,571,500 stock options were treated as issued when the Company received Securities and Exchange Commission reporting status on August 4, 2000.

Information regarding the stock options outstanding at September 30, 2000 is summarized below:

                        Options Outstanding              Options Exercisable
            ---------------------------------------  ---------------------------
                                Weighted   Weighted                     Weighted
Range of                         Average    Average                      Average
Exercise        Shares         Remaining   Exercise        Shares       Exercise
Prices     Outstanding  Contractual Life      Price   Exercisable          Price
-------    -----------  ----------------   --------   -----------       --------
 $1.00      12,522,834         2.3 years      $1.00             0          $0.00
            ==========         =========      =====             =          =====

The options outstanding at September 30, 2000 expire on various dates from October 1, 2002 to May 29, 2005.

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

7.  Stockholders' equity (deficit) (continued):

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

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                              September 30, 2000
                                                              ------------------

        Expected dividend yield                                             0.0%
        Expected stock price volatility                                     0.0%
        Risk-free interest rate                                             6.0%
        Expected life of options                                1.3 to 3.0 years

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

    (b) Stock-based compensation:

        During the period, the Company recorded non-cash compensation expense of $395,630 related to the issuance of stock options to purchase common shares to certain contractors and stockholders of the Company. The fair value of the stock options was estimated at between $0.06 and $1.30 based on a stock option exercise price of $1.00 and estimated market value of stock between $0.50 and $2.00 at the time of the transaction.

                          INDEXONLY TECHNOLOGIES, INC.

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)

                      Nine months ended September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

7.  Stockholders' equity (deficit) (continued):

    (c) Share purchase warrants:

        During the period, the Company issued 515,000 units for net proceeds of $245,500. Each unit, upon exercise, entitles the holder to receive one common share and one common share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at $0.50 per share, any time after March 31, 2000, until March 31, 2001.

8.  Operating leases:

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

    Rent expense totaled $30,825 for the period ended September 30, 2000.

9.  Financial instruments:

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

10. Subsequent event

    Subsequent to the period end, the Company issued 88,000 common shares at a price of $2.00 per share for total proceeds of $176,000 of which $24,649 was received before September 30, 2000 and shown as Share subscriptions.

Item 2. Management's Discussion and Analysis

Results of Operations

For the three month period ended September 30, 2000, revenue totaled $339,350, cost of services was $53,197 and total expenses were $772,838, resulting in a loss for the period of $486,685. For the nine month period ended September 30, 2000, revenue totaled $768,737, cost of services was $211,438 and total expenses were $2,038,840, resulting in a loss for the period of $1,481,541.

Approximately 83% of year to date revenues related to sales of international, regional and district licenses and the balance related to advertising and other revenue. The licenses are fees charged for exclusive rights to operate as a sales agent in a region or district. The district fees are apportioned between Indexonly.com and the related regional agent in accordance with contractual arrangements. Fee revenue is recognized when all material services or conditions relating to the sale have been substantially performed or satisfied. The rights or license agreements provide for additional fees payable to Indexonly based on future operating or license sales performance.

Total expenses include marketing and promotion, technical and development, general and administrative, depreciation and amortization, share compensation expense and interest expense. Marketing and promotion expense was $232,269 for the three months and $728,089 for the nine months ended September 30, 2000 with approximately 91% of this related to advertising, promotion and marketing to attract international and regional agents. Technical and development expense totaled $118,935 for the three months and $347,116 for the nine months ended September 30, 2000 with the majority being spent on programming and data base management. General and administration expenses amounted to $170,387 for the three months and $462,034 for the nine months ended September 30, 2000 and included expenditures on staff, rent, professional advisors and regulatory fees.

Depreciation and amortization totaled $30,932 for the three months and $92,299 for the nine months ended September 30, 2000. Share compensation expense amounted to $213,300 for the three months and $395,630 for the nine months ended September 30, 2000. This expense related to the issuance of stock options to certain contractors and stockholders of the Company. Interest expense totaled $7,015 for the three months and $13,672 for the nine months ended September 30, 2000 and relates to amounts paid on the shareholder loans.

Liquidity and Capital Resources

At September 30, 2000, we had cash and cash equivalents of $13,678 as compared to $95,175 as at December 31, 1999. The net cash provided by our financing activities during the nine month period ended September 30, 2000 was $755,723 including the receipt of $189,000 in share subscriptions receivable. In addition, we received net proceeds of $245,500 from the sale of 515,000 units at $0.50 each. Unit holders received one common share and one warrant entitling them to receive one further common share at $0.50 per share, any time after March 31, 2000 until March 31, 2001. We sold a further 190,000 common shares at $0.50 per share for net proceeds of $94,000. We have received $24,649 of share subscriptions for the purchase of 88,000 shares at $2.00. The balance of the funds were received subsequent to period end and the shares were issued once all funds had been received. During the period, we repaid our shareholder loans of $247,059 and subsequently received new shareholder loans of $449,633. The shareholder loans are denominated in Canadian dollars, with interest at 10% per annum, are unsecured and are repayable on demand. The net cash used in our operating activities was $720,478 and included net receipt of $260,000 for an option to purchase an International license. This option is included in accounts payable and is for a six month period to November 9, 2000, renewable for another six month period by mutual agreement. Net cash used in our investing activities was $116,742 for the purchase of property, equipment and short term investments. Stockholders' deficit totaled $417,668 at September 30, 2000.

On August 4, 2000 the Securities and Exchange Commission declared the Company's Registration Statement effective. As a result the Company is now subject to the reporting requirements of the Securities Exchange Act of 1934. Effective August 18, 2000 the Company's common shares were listed for trading on the Over the Counter Bulletin Board (OTC-BB). Subsequent to the period end, the Company filed with the SEC a Registration Statement on Form S-8 in connection with the registration of 15,000,000 common shares issuable under the Company's Stock Option Plan.

We maintain our cash balances at one major financial institution located in Vancouver, British Columbia. Funds not required for the immediate needs may be invested in certificates of deposit, short-term government obligations, or money market funds.

We lease our office facility in Burnaby, British Columbia under an operating lease agreement that expires August 31, 2004. Future minimum rental commitments pursuant to this lease are $41,100 for fiscal years 2000 through 2003, and $27,400 for fiscal year 2004. As at September 30, 2000, we have no material commitments for capital expenditures.

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

                             INDEXONLY TECHNOLOGIES, INC.
                                           (Registrant)

Date:  November 8, 2000      By: /s/ Cliff Sweeney
                             ---------------------------------------------------
                             Cliff Sweeney, Chairman and Chief Executive Officer

Date:  November 8, 2000      By: /s/ David Manning
                             ---------------------------------------------------
                             David Manning, Chief Financial Officer